Form 10-Q
period 1995-03-31
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1995-06-09
CIK 24148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1995

Commission file number 0-7752

                     CONTINENTAL REAL ESTATE PARTNERS, LTD.
                  (Exact name of Registrant as Specified in its
                       Certificate of Limited Partnership)

     Massachusetts                                        04-2523977
(State of organization)                        (Internal Revenue Service
                                                Employer Identification Number)

     Wood Ridge Road
      Glen Arbor, Michigan                         49636
(Address of principal executive                  (Zip code)
   offices)

                                                       (616) 334-5000
                                               Registrant's telephone number
                                                 Including area code

                                  Not applicable
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X                No

 The number of limited partnership interests outstanding as of March 31, 1995:

             Limited partnership units, $500 per unit - 30,004 units

                                      Index

                     CONTINENTAL REAL ESTATE PARTNERS, LTD.



                                                                   Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

 Statements of assets, liabilities and partners' capital -
   March 31, 1995 and December 31, 1994. . . . . . . . . . . . . .  3

 Statements of Operations - three months ended
   March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .  4

 Statements of changes in partners' capital (unaudited) - three months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . .  5

 Statements of Cash Flows (unaudited) - three months ended
   March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .  6

 Notes to financial statements (unaudited) - March 31, 1995. . . .  7

 Report of Independent Certified Public Accountants on Interim Financial
   Information .                                                    8

Item 2.  Management's Discussion and Analysis of Financial . . . .  9
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I.  FINANCIAL INFORMATION


                     Continental Real Estate Partners, Ltd.

             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                   March 31,December 31,
                                                        1995       1994
     ASSETS                                      (Unaudited)   (Note B)
Investments in real estate
 Land                                               $183,581   $183,581
 Land improvements                                 1,877,263  1,877,263
 Buildings and equipment                          11,983,346 11,924,731

                                                  14,044,190 13,985,575

Less - accumulated depreciation                   10,482,189 10,379,989

                                                   3,562,001  3,605,586

Cash                                                 970,846  1,013,066
Other assets                                         187,165    198,775

                                                  $4,720,012 $4,817,427


     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Unclaimed distribution checks                      $170,164   $170,164
 Accounts payable and accrued expenses                50,024     78,735
 Liabilities to general partner                    2,127,568  2,127,568

                                                   2,347,756  2,376,467

PARTNERS' CAPITAL
 General partner                                     410,994    414,429
 Limited partners - 30,004 units of
   limited partnership interest                    1,961,262  2,026,531

                                                   2,372,256  2,440,960

                                                  $4,720,012 $4,817,427





See Notes to Financial Statements.                                     -3-

                     Continental Real Estate Partners, Ltd.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                          Three months ended March 31,

                                                        1995       1994
Operating revenue
 Rental income                                      $105,459   $112,265
 Other, principally operating expense
   reimbursements                                          -      2,311

                                                     105,459    114,576

Operating expense
 Depreciation                                        102,200    101,480
 Repairs and maintenance                              11,207      9,279
 Insurance                                            19,733     20,982
 Real estate taxes                                    17,775     17,300
 Utilities                                             6,729      7,606
 Professional services                                 6,353      8,847
 Property management fees                              9,102      4,500
 Commissions                                           3,027      3,027
 Investor communications                               2,371      1,156
 Other                                                 3,783     15,806

                                                     182,280    189,983

Operating loss                                      (76,821)   (75,407)
Interest income                                        8,117      8,345

NET LOSS                                           $(68,704)  $(67,062)



Net loss allocated to
 General partner                                    $(3,435)   $(3,353)
 Limited partners -
   $(2.18) and $(2.13) net loss per unit of limited
   partnership interest outstanding for the quarter
   ended March 31, 1995 and 1994, respectively      (65,269)   (63,709)

                                                   $(68,704)  $(67,062)







See Notes to Financial Statements.                                     -4-


                     Continental Real Estate Partners, Ltd.

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

                          Three months ended March 31,



                                            1995                   1994

                              General    Limited     General   Limited
                              Partner    Partner     Partner    Partner
Beginning balance            $414,429 $2,026,531    $430,922 $2,339,894

NET LOSS                      (3,435)   (65,269)     (3,353)   (63,709)

Ending balance               $410,994 $1,961,262    $427,569 $2,276,185



Balance, March 31, 1995,
 and 1994, per unit of
 limited partnership interest             $65.37                 $75.87





See Notes to Financial Statements.                                        -5-


                     Continental Real Estate Partners, Ltd.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                          Three months ended March 31,

                                                        1995       1994
Operating activities
 Net loss                                          $(68,704)  $(67,062)
 Adjustments to reconcile net loss to
   cash used by operating activities
 Depreciation and amortization                       105,227    104,507
 Decrease in accounts receivable                           -      1,518
 Increase (decrease) in other assets                   8,583    (1,414)
 Decrease in accounts payable and accrued expenses  (28,711)   (37,245)

     Net cash flow provided by operating activities   16,395        304

Cash flows from investing activities
 Real estate redevelopment costs                    (58,615)          -

NET INCREASE (DECREASE) IN CASH                     (42,220)        304

Balance of cash, beginning of period               1,013,066    978,055

Balance of cash, end of period                      $970,846   $978,359







See Notes to Financial Statements.                                      -6-

                     Continental Real Estate Partners, Ltd.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - DECEMBER 31, 1994 STATEMENT OF ASSETS, LIABILITIES AND PARTNERS'
         CAPITAL

 The statement of assets, liabilities and partners' capital at December 31, 1994 has been derived from the audited financial statements at that date.

                       Dennis, Gartland & Niergarth, P.C.
                                415 Munson Avenue
                                  P.O. Box 947
                          Traverse City, MI  49685-0947






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON INTERIM FINANCIAL INFORMATION




The Bayberry Group, Inc.
Sole General Partner of
 Continental Real Estate Partners, Ltd.


       The accompanying statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partner-ship) as of March 31, 1995, and the related statements of operations, cash flows and changes in partners' capital for the three month periods ended
March 31, 1995 and 1994, were not audited by us and, accordingly, we do not express an opinion on them.

       The accompanying statement of assets and liabilities for the year ended December 31, 1994 was audited by us, and we expressed an unqualified opinion on it in our report dated January 18, 1995, but we have not performed any auditing procedures since that date.

                       Dennis, Gartland & Niergarth, P.C.

May 8, 1995

                             THE BAYBERRY COMPANIES

To Our Partners:                                               June 8, 1995

For the three months ended March 31, 1995, the Partnership had a Net Loss of $68,704 which was virtually the same as the year prior figure. During the quarter, there was a net decrease in cash of $42,220 which was principally attributable to the costs of redevelopment programs we continue to pursue.

Those redevelopment programs move forward slowly, if at all, as the Memorial Boulevard area is not yet enjoying the public sector support or market support that other areas of Lakeland have enjoyed.

As one example of that, we had been working with the City of Lakeland to create a Tax Increment Financing District which is a vehicle sometimes used to stimulate redevelopment of urban areas. For reasons unrelated to the Partnership or its property, the City's willingness to pursue this ended abruptly during the quarter. We do not believe the City will reconsider its position in the near term.

Another example of this arose when we were preparing a proposal for some 30,000 square feet of office space thought to be required by the State of Florida. After intense initial efforts on this, the matter came to a stop when another landlord filed suit challenging the specifications for the space which the State had published. The time schedule for the resolution of that case is unknown but is likely to be protracted.

This pattern of starting and stopping is not, in our experience, atypical for an area in which a large number of public and private entities must cooperate to effect changes. Because we see no alternative to that type of cooperative effort, we will continue to work with all interested parties.

Sincerely,



Robert A. Kuras
President

                 PLANNING, BUILDING AND MANAGING WITH NATURE
    Wood Ridge Road  -  Glen Arbor  -  Michigan  -  49636  -  616-334-6400

                     CONTINENTAL REAL ESTATE PARTNERS, LTD.





PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

 The company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                     CONTINENTAL REAL ESTATE PARTNERS, LTD.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONTINENTAL REAL ESTATE PARTNERS, LTD.



Date
                                 Robert A. Kuras, Principal Financial
                                 Officer and President of
                                 The Bayberry Group, Inc.
                                 Sole General Partner