Form 10-Q/A
period 1995-03-31
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1995-08-17
CIK 24148

FORM 10-QA

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

                                      Index

                     CONTINENTAL REAL ESTATE PARTNERS, LTD.



                                                             Page
FORM 10-QA                                                    1

SIGNATURES                                                    2

FORM EX-27                                                    3

COVER                                                         4

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