Form 10-K
period 1996-12-31
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1997-05-22
CIK 24148

SECURITIES and EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d)
                 of The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number
December 31, 1996                                                  0-7752

                 CONTINENTAL REAL ESTATE PARTNERS, LTD.
              (Exact Name of Registrant as Specified in its
                   Certificate of Limited Partnership)

Massachusetts                                                  04-2523977
(State of organization)           (I.R.S. Employer Identification Number)

Wood Ridge Road
Glen Arbor, Michigan                                                49636
(Address of principal executive offices)                       (Zip code)

Formerly:
234 Congress Street
Boston, Massachusetts                                               02110
                                                               (Zip code)

Registrant's Telephone Number                              (616) 334-5000
Including Area Code

       Securities registered pursuant to Section 12(b) of the Act:
                                  None
       Securities registered pursuant to Section 12(g) of the Act:

                  Limited Partnership Interests (Units)
                $500 per Unit -- Minimum Purchase 5 Units
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X            No

The number of limited partnership interests outstanding as of December 31, 1996:

         Limited Partnership Units, $500 per unit - 30,004 units

Total Pages:                       22

                   DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB Section                              Annual Report to Limited
                                                     Partners page number


Part I, Item 1                                            Pages 10 and 11

Part II, Item 5                                        Pages 7, 11 and 12

Part II, Item 6                                                    Page 2

Part II, Item 7                                              Pages 3 - 14

Part III, Item 12                                         Pages 10 and 12

                                 Part I

Item 1.  Description of Business

  The purpose of the business to be carried on by the Partnership is to invest either solely or jointly with others in improved properties and properties under development which have promise of generating cash flow for the Limited Partnership, as well as capital growth through debt reduction and appreciation in real estate values, and to do all things reasonable incident thereto, including the following: acquire and dispose of fee ownerships, leaseholds and legal equitable interests in real estate of all types and descriptions; acquire properties subject to outstanding leases, mortgages and other prior encumbrances and take and give purchase money mortgages and other types of junior debt financing; acquire and give options to purchase properties; purchase and sell real estate at auction; purchase, sell and finance the purchase and sale of furniture and equipment; and develop properties for its own account or in combination with others, including site preparation, the construction of improvements and other activities to the development process. The Partnership may not engage in any other business without the prior written consent of Limited Partners holding more than a majority of the units.

  At December 31, 1996, the Registrant owned a shopping center in Lakeland, Florida. See Note D to the Financial Statements incorporated by reference in Item 7, describing lease information.

  During the fiscal year ended December 31, 1996, there were no material changes in the business done or intended to be done by the Registrant.
The real estate industry is highly competitive and the Registrant's continued ability to meet its fixed and variable obligations will depend on various factors such as general and local conditions, the supply of and demand for properties of the type which the Registrant owns, zoning law changes and local real property tax rates, among others.

Item 2.  Description of Property

(a) The following property was owned by the Registrant at December 31, 1996:

                                  Owned         Percent
Location         Brief Description              or Leased   Occupied

Lakeland,    Lakeland Mall: shopping            Owned           0%
Florida      center (approximately
             370,000 rentable, square
             feet).  First occupied
             in 1971.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                 Part II

Item 5.  Market for Common Equity and Related Security Holder Matters

  Since the Registrant is a Limited Partnership, it has no common stock outstanding; instead, it has Limited Partnership interests (units). The initial capital of the Registrant is comprised of: 1) 30,004 Limited Partnership units representing a $500 investment, per unit; and 2) a $15,000 investment by the General Partner. At December 31, 1996, there were 1,361 Limited Partners of record.

  Since the initial offering of the units, an established market for the units has not existed. They are not listed or traded on any exchange.

  Dividends are not paid on the Limited Partnership units. See "Statement of Changes in Partners' Capital" and "Note E - Distribution to Partners" in the Financial Statements incorporated by reference in Item 7, for information regarding payment to Partners.

Item 6.  Management's Discussion and Analysis of Results of Operations

  A report of Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 1996, which appears on page 2 of the Continental Real Estate Partners, Ltd. Annual Report to Partners for 1996 is incorporated by reference in this Form 10-KSB Annual Report.

Item 7.  Financial Statement

  The financial statements, together with the report thereon of Dennis, Gartland & Niergarth, P.C. dated January 17, 1997, appearing on pages 3 through 14 of the Continental Real Estate Partners, Ltd. 1996 Annual Report to Partners are incorporated by reference in this Form 10-KSB Annual Report.

Item 8, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None

                                Part III

Item 9.  Directors and Executive Officers of the Registrant

  The Registrant has no executive officers. Listed below are the executive officers of The Bayberry Group, Inc. formerly Continental Equities, Inc., General Partner of the Registrant. Such officers serve until the next annual meeting of the Directors of the General Partner, or until their successors are duly elected and qualified.

  ROBERT A. KURAS (Age 54) is, and has been since January 1, 1975, Chairman and President of the General Partner. Since 1967, Mr. Kuras has planned, financed, developed, acquired, managed and sold a number of real estate projects and has performed realty-related services for a variety of clients. Mr. Kuras holds a Bachelor of Arts degree from the University of Notre
Dame and a Master of Business Administration degree from Harvard University.

  SHIRLEY K. DEBELACK (Age 53) has been employed by affiliates of The Bayberry Group, Inc. since May of 1974 and was appointed Vice-President and Secretary of the Corporation in November of 1982. Mrs. Debelack holds a Bachelor of Arts degree from Michigan State University and has over 20 years experience in real estate and resort development properties in Michigan.

  There are no family relationships between any executive officer and director of the General Partner of the Registrant listed above.

Item 10.  Executive Compensation

  The Registrant has no officers, directors, or subsidiaries. During 1996, the Registrant, paid $49,480 to the General Partner for expense reimbursement and property management fees. The Registrant has no directors, officers, or security holders who owns more than 5% of the units. The Registrant also has no pension, retirement, savings, or similar plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) There is no person who owns of record or who is known by the Registrant to own beneficially more than 5% of the outstanding units.

  The item listed below represents a group of related mutual funds which own partnership units in a fiduciary capacity for its investors, and is not a beneficial owner of such units.

  Title of Class  Name and Address    Amount of Ownership Percent of Class

  Partnership     Liquidity Fund           8,465                    28.2%
  Interests       1900 Powell Street
  (Units)         Suite 235
                  Emeryville, CA  94608

(b) The Registrant has no directors or officers and, accordingly, this item is not applicable.

(c) The Registrant knows of no contractual arrangement by which a change in control of the Registrant may result at a subsequent date.


Item 12.  Certain Relationships and Related Transactions

(a) Transactions with management and others

    Fees paid or accrued to the General Partner or affiliates of the General Partner in accordance with the Partnership Agreement are discussed in Notes C and F to the Financial Statements, which have been incorporated by reference in Item 7. During 1996, the General Partner purchased 232 units from the Limited Partners and owned a total of 665 Limited
Partnership units at December 31, 1996.

(b) Certain business relationships

    The Registrant has no directors.  Therefore, this is not applicable.

                                 Part IV

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:
                                                                Page in
                                                                 Annual
    1.  Financial Statements -                                   Report *

        Statement of Assets, Liabilities and Partners'
        Capital at December 31, 1996                              4

        Statements of Operations for each of the two years in the
        period ended December 31, 1996                            5

        Statements of Cash Flows for each of the two years in the
        period ended December 31, 1996                            6

        Statements of Changes in Partners' Capital for each
        of the two years in the period ended December 31, 1996    7

        Notes to Financial Statements                          8 - 12

        Report of Independent Certified Public Accountants        13

        * Incorporated by reference from the indicated pages of the 1996 Annual Report to Partners

    2.  Financial Statement Schedules

        Not required by Regulation S-B.

(b)Reports on Form 8-K:

        None

(c)  Exhibits:

    3. Articles of Limited Partnership of Continental Real Estate Partners, Ltd. as amended-- previously filed with the Partnership's Registration Statement on Form S-11, File No. 2-46282, effective date 2:00 p.m. E.D.S.T. July 26, 1973 and incorporated herein by reference.

    4.  Same as Item 14(c)3.

   13. Continental Real Estate Partners, Ltd. Annual Report to Partners for the year ended December 31, 1996.

All other items under Regulation S-K Item 601 are not applicable to the Registrant.

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONTINENTAL REAL ESTATE PARTNERS, LTD.
   (Registrant)


By:  Robert A. Kuras                                Date:   March 31, 1997
     Robert A. Kuras
     President, Chairman of the Board
     of Directors and Principal Accounting
     Officer of The Bayberry Group, Inc.,
     General Partner


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the Following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:     Robert A. Kuras                              Date:    March 31, 1997
     Robert A. Kuras
     President, Chairman of the Board
     of Directors and Principal Accounting
     Officer of The Bayberry Group, Inc.,
     General Partner

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549




                               FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




                          FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 1996




                 CONTINENTAL REAL ESTATE PARTNERS, LTD.

                         (A Limited Partnership)

March 31, 1997


To Our Partners:

     For the year ended December 31, 1996, the Partnership had an operating loss of $307,958 compared to a year prior figure of $364,695. The reduction in the loss is partially attributable to our having leased a portion of the parking lot to Lakeland Regional Medical Center for $3,874 per month.

     During the last quarter of the year, we continued the process of talking with parties who expressed an interest in leasing or purchasing a part of or all of the Lakeland Mall. As we have found in the past, the vast majority of those parties have neither the capital nor management expertise to undertake a project of this size. Therefore, our discussions were not productive.

     In our report for the Third Quarter, we addressed fundamental problems (i.e. declining economic activity and inner city ills) which many feel characterize the area immediately surrounding the Lakeland Mall. While we do not see a change in the fundamentals in the area of the magnitude necessary to influence the marketability of the Partnership=s property, we are seeing a bit of economic activity. It is occurring at a much smaller center which is across the street from the Lakeland Mall, of which portions are being converted from retail to low cost office space. Although the level of activity which is occurring is encouraging, it is not yet, in our opinion, large enough to impact the area and enhance the marketability of the Lakeland Mall. We will, nonetheless, monitor it with care and see if it gives rise to interest from more qualified prospects.

     During the Fourth Quarter, we purchased an additional 195 units in the Partnership at an average price of $30.00 per unit. A number of partners have expressed an interest in selling additional units. We are considering further purchases but have not, as yet, decided to make them.

Sincerely,



Robert A. Kuras
President



Shirley K. Debelack
Treasurer








                                   -1-

                                Exhibit 1

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

  Continental Real Estate Partners, Ltd., is a publicly owned limited partnership engaged in the business of acquiring, owning, operating and selling improved commercial real estate. The Partnership's sources of cash, other than net proceeds from the sale or refinancing of partnership properties, are the net cash flows generated by the properties and interest earned on short-term investments.

Results of Operations

  For the years ended December 31, 1996 and 1995:

    The results from continuing operations of the Partnership were losses of $307,958 and $364,695 for the years ended December 31, 1996 and 1995, respectively. Operating revenues increased $22,303 from 1995 to 1996 primarily due to an increase in month-to-month leases.

    Operating expenses decreased $38,898 from 1995 to 1996. Contracted services decreased significantly. These expenses were incurred relative to investigating alternative uses for the Mall and to seek potential purchases of the Mall and most expenses were incurred in 1995. There were no other significant variances in expenses between 1996 and 1995.

    Operating revenues in the future will most likely be stable as the major tenant is bound by its lease agreement through June 2007 and the Partnership currently has no plans to terminate this lease agreement. Both the retail and real estate markets continue to be soft locally. To the extent no new loans are obtained, debt retirement will no longer impact results from operations or cash flow. Depreciation charges will continue to decline unless a major renovation were to occur in the future. Should a renovation not occur, repairs and maintenance may increase to maintain the present real estate in good condition.

Liquidity and Sources of Capital

    The liquidity position of the Partnership increased $87,517 for the year ended December 31, 1996. The net increase was due to cash flow provided by operations.

    In the short-term, the partnership should generate cash flows from operations. The Partnership's ability to generate cash flows in the long-term will be dependent upon retention of current tenants and the ability to keep expenses in line with revenues. Cash flows would be adversely affected if a major renovation were to take place unless the same were funded with the proceeds of refinancing.













                                   -2-

                  Continental Real Estate Partners, Ltd.


                           FINANCIAL STATEMENTS


                         AND REPORT OF INDEPENDENT


                       CERTIFIED PUBLIC ACCOUNTANTS


                             December 31, 1996

































































                                                           Dennis, Gartland &
                                                             Niergarth, P.C.
                                  -3-

               Continental Real Estate Partners, Ltd.

        STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                          December 31, 1996

                                                                  ASSETS
Investments in real estate
  Land                                                      $     183,581
  Land improvements                                             1,877,263
  Buildings and equipment                                      11,927,766

                                                               13,988,610

  Less - accumulated depreciation                              11,194,873

                                                                2,793,737

Cash                                                            1,065,816
Other assets                                                      261,549

                                                           $    4,121,102

        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Unclaimed distribution checks                             $     170,164
  Accounts payable and accrued expenses                            46,311
  Liabilities to general partner                                2,136,320
                                                                2,352,795

PARTNERS' CAPITAL
   General partner                                                380,796
   Limited partners - 30,004 units of limited partnership
     interest                                                   1,387,511

                                                                1,768,307

                                                            $   4,121,102

The accompanying notes are an integral part of these financial statements.

                                  -4-
                                 -12-


               Continental Real Estate Partners, Ltd.

                       STATEMENTS OF OPERATIONS

                      Years ended December 31,

                                                      1996      1995
Operating revenue
   Rental income                                $   439,301  $ 417,078
   "Other, principally operating expense
      reimbursements"                                   350        270

                                                    439,651    417,348

Operating expenses
   Depreciation and amortization                    407,264    407,620
   Insurance                                         85,968     78,744
   Real estate taxes                                 72,534     72,615
   Contracted services                               21,897     65,895
   Repairs and maintenance                           49,722     49,799
   Professional services                             38,446     40,135
   Utilities                                         31,354     33,719
   Property management fees                          26,752     22,046
   Commissions                                       15,228     12,108
   Investor communications                            5,140     10,702
   Other                                             33,116     32,936

                                                    787,421    826,319

   Operating loss                                  (347,770)  (408,971)

Other income
   Interest income                                   39,812     44,276

NET LOSS                                          $(307,958) $(364,695)

Net loss allocated to:
   General partner                               $ (15,398)  $ (18,235)
   Limited partners - loss of $(9.75) and $(11.55)
     per unit of limited partnership interest
     outstanding for 1996 and 1995, respectively  (292,560)   (346,460)

                                                 $(307,958)  $(364,695)


The accompanying notes are an integral part of these financial statements.

                                  -5-
                                  -12-

               Continental Real Estate Partners, Ltd.

                       STATEMENTS OF CASH FLOWS

                      Years ended December 31,

                                                      1996          1995
Cash flows from operating activities
   Net loss                                        $(307,958)   $(364,695)
   Adjustment to reconcile net income to cash
     provided by operating activities
        Depreciation and amortization                407,264      407,620
        Increase in other assets                     (16,272)     (46,502)
        Increase (decrease) in accounts payable
          and accrued expenses                         4,483      (28,155)

Net cash provided (used) by operating activities      87,517      (31,732)

Cash flows from investing activities
   Purchase of property and equipment                      -       (3,035)

NET INCREASE (DECREASE) IN CASH                       87,517      (34,767)

Balance of cash, beginning of year                   808,135      842,902

Balance of cash, end of year                     $   895,652    $ 808,135


A reconciliation of the ending balance of cash to the balance sheet is as follows:
   Cash                                         $  1,065,816     $  978,299
   Unclaimed distribution checks                    (170,164)      (170,164)

                                                $    895,652     $  808,135





The accompanying notes are an integral part of these financial statements.
                                  -6-
                                  -14-

               Continental Real Estate Partners, Ltd.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                    Total
                                            General   Limited     Partners'
                                            Partner   Partners    Capital
Balance, December 31, 1994
   ($67.54 per unit of limited
    partnership interest)                  $414,429  $2,026,531   $2,440,960

1995 net loss ($11.55 per unit of limited
   partnership interest)                    (18,235)   (346,460)   (364,695)

Balance, December 31, 1995
   ($55.99 per unit of limited
    partnership interest)                   396,194   1,680,071   2,076,265

1996 net loss ($9.75 per unit of limited
   partnership interest)                    (15,398)   (292,560)   (307,958)

Balance, December 31, 1996
   ($46.24 per unit of limited
    partnership interest)                   $380,796 $1,387,511  $1,768,307














The accompanying notes are an integral part of these financial statements.
                                  -7-
                                  -15-

                    Continental Real Estate Partners, Ltd.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND OPERATIONS

   Continental Real Estate Partners, Ltd. (the Partnership) was organized as a limited partnership under the laws of the Commonwealth of Massachusetts pursuant to a Partnership Agreement dated November 9, 1972. The Partnership's sole business is the ownership and operation of the Lakeland Mall in Lakeland, Florida. The operations of the Partnership will cease upon the sale of all or substantially all of these assets or upon the expiration of the term of the Partnership in the year 2003. The
Bayberry Group, Inc. is the general partner of the limited partnership and has invested $15,000 for a 5% interest in the net profits or losses of the Partnership. The remaining 95% of the net profits or losses are allocated to the limited partners in proportion to their share of ownership.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

   A summary of the significant policies consistently applied in the preparation of the accompanying financial statements follows.

   Basis of Accounting and Distribution

   The accompanying financial statements have been prepared on the accrual basis of accounting; however, distributions will be made to the limited partners on the basis of cash available for distribution, if any, as defined in the Partnership Agreement and at the discretion of the general partner.

   Lease Accounting

   The Partnership uses the operating method of accounting for its tenant leases. Under this method of accounting, revenue from lease transactions is recognized ratably over the lease period and operations are charged with depreciation, maintenance costs and other expenses.

   Investments in Real Estate

   The Partnership capitalizes the initial purchase price of land, land improvements, buildings and equipment. All expenditures for improvements are added to the cost of the real estate. Expenditures for maintenance and repairs after acquisition are charged against income as incurred. Gains or losses on the sale of any investment in real estate are reflected in operations in the year of disposition and the cost and related accumulated depreciation are removed from the accounts.

   Depreciation

   Depreciation of land improvements, buildings and equipment is computed using straight-line and declining balance methods. Assets depreciated on a declining balance method are normally converted to the straight-line method at such point in their life when the latter method will produce greater depreciation charges. The range of useful lives over which depreciation is provided is substantially as follows: land improvements - 10 to 15 years, buildings - 15 to 40 years, and equipment - 3 to 15 years. Depreciation expense for the years ended December 31, 1996 and 1995, was $407,264 and $407,620, respectively.


   Cash and Cash Equivalents

   Cash and cash equivalents include savings and checking accounts and certificates of deposit maturing within three months.

   Income Taxes

   The Partnership is not subject to Federal income taxes. Instead, the partners of the Partnership must include in their respective income tax returns their proportionate share of the earnings or loss of the Partnership. Accordingly, no provision or credit has been recognized in the accompanying financial statements for Federal income taxes.

   Following is a reconciliation between net loss and taxable loss for the years ended December 31, 1996 and 1995:

                                                        1996          1995
    Net loss                                           $(307,958)  $(364,695)
    Accrued expenses                                           -     (34,387)
    Tax depreciation under book depreciation             120,700     121,278
    Other                                                    785         909

    Taxable loss - $(5.90) and $(8.77)
      per unit of limited and
      Partnership interest for 1996 and
      1995, respectively                               $(186,473)  $(276,895)

  The reported value of the Partnership's assets and liabilities exceeded their tax bases by $2,793,720 and $2,673,020 at December 31, 1996 and 1995,
respectively.

  Other Assets

  Included in other assets is a leasing commission paid by the Partnership at the inception of the Wal-Mart lease. The commission is being amortized using the straight-line method over the life of the lease (20 years). Accumulated amortization at December 31, 1996 and 1995 was $116,039 and $103,931, respectively.

  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.








  Fair Values of Financial Instruments

  The Partnership has a number of financial instruments, none of which are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.

NOTE C - FEES TO AFFILIATES

  Fees paid or accrued to the general partner or affiliates of the general partner in accordance with the Property Management Agreement and the Partnership Agreement for the years ended December 31, 1996 and 1995 were as follows:

                                             1996           1995
    Management fees                        $26,752       $22,046
    Administrative cost reimbursement       18,408        18,408
    Payroll, telephone and professional fee
      reimbursement                          4,320         4,320

                                           $49,480        $44,774


NOTE D - SIGNIFICANT LEASES AND LEASE INFORMATION

  The following table summarizes the more significant leases in effect at Lakeland Mall at December 31, 1996:

                                  Lease
         Tenant                Expiration       Area in Square Feet
      Wal-Mart                 June, 2007                   103,161

      Net leasable area                                     370,000


  Lease revenues of $412,644 per year from Wal-Mart accounted for 94% and 96% of rental income at Lakeland Mall for the years ended December 31, 1996 and 1995, respectively. During 1994, Wal-Mart vacated its space. However, Wal-Mart is still bound by terms of its lease agreement which expires June 2007. The entire mall is currently vacant.






  The following is a schedule by year of aggregate minimum future rentals on noncancellable operating leases for the Partnership's rental properties as of December 31, 1996:

    Years Ending
    December 31,
      1997                                            $   482,771
      1998                                                446,180
      1999                                                438,432
      2000                                                438,432
      2001                                                438,432
   Later years                                          2,512,376

                                                       $4,756,623

  The Partnership generally does not require security deposits from its larger regionally or nationally recognized tenants. As collateral for payments of the rents due from smaller regional or local tenants, the Partnership strives to obtain personal and/or corporate guarantees.

  Should a tenant default under the terms of the lease agreement, payments of rents due may be pursued through the legal system. For instances where a corporate or personal guarantee exists, a lien may be placed at the discretion of the court on any personal property the tenant may own, the value which may or may not be sufficient to cover rents due. In the case of a tenant in bankruptcy, the Partnership's recovery may be limited due to the priority of its claim in relation to that of other creditors.


NOTE E - DISTRIBUTIONS TO PARTNERS

  Under the terms of the Partnership Agreement, as described in Article XI(b), certain distributions shall be made to the limited partners. Annually, the general partner must determine Cash Available for Distribution, as defined in the agreement, and make distributions of such cash. Presented below is the determination of Cash Available for Distribution as of December 31, 1996 and 1995.

                                                           1996       1995
    Cash provided by operations since inception       $1,283,784  $1,196,267
    Accounts payable and accrued expenses                (46,311)    (50,580)
    Liabilities to general partner                    (2,136,320) (2,127,568)
    Cumulative distributions of cash                  (3,962,628) (3,962,628)

    Cash (deficiency) available for
      distribution $(162.03) and $(164.79)
      per unit as of December 31, 1996
      and 1995, respectively                        $(4,861,475) $(4,944,509)





  In addition to the Cash Available for Distribution provision, Article V(6) of the agreement provides for the distribution of net proceeds arising from the sale of Partnership property. Net proceeds shall be distributable to the limited partners as soon as feasible unless the general partner determines that it would be in the best interest of the limited partners to retain such proceeds or a portion thereof to reduce outstanding mortgage debt, to make capital improvements or to provide for contingencies. Accumulated undistributed net proceeds of $4,146,107 at December 31, 1996 have been retained to reduce outstanding mortgage balances and other debts and make capital improvements.


NOTE F - INCENTIVE FEES

  Under the terms of the Partnership Agreement, as described in Article XII(d)(4), the general partner is entitled to receive an incentive fee equal to 10% of the net proceeds of any sales or refinancing of a
  Partnership property. Payment of the incentive fee is postponed until the limited partners receive cumulative distributions from any source equal to 100% of their initial capital contribution plus an amount equal to the sum of 7% (non-compounded) of their adjusted capital contributions in each year in which the calculation occurs.

  The incentive fees are accrued at December 31, 1996, but payment will be postponed until such time as the limited partners receive additional cash distributions aggregating approximately $7,380,320. Distributions in excess of the limited partners' initial capital contribution have been paid. From the inception of the Partnership to December 31, 1996, the limited partners have received cash distributions aggregating $18,964,629.

  The incentive fees applicable to the sale of Partnership properties are as follows:

    Cedar Ridge - sold in 1979                        $   432,265
    Oakland Hills - sold in 1979                          127,240
    Columbia - sold in 1981                               152,593
    Oaks II and III - sold in 1981                        230,716
    Portion of Lakeland property - sold in 1984            25,202
    Karcher Mall - sold in 1986                           504,768
    Briarwood Apartments - sold in 1989                   430,108
    Interest in Lakeland Mall lease - sold in 1991        224,676

                                                       $2,127,568


NOTE G - CONCENTRATIONS OF CREDIT RISK

  The Partnership maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed. At December 31, 1996, the Partnership's uninsured cash balances totaled $471,048. Uninsured balances may have been higher during the year.





          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Bayberry Group, Inc.
Sole General Partner of
Continental Real Estate Partners, Ltd.


     We have audited the statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, cash flows and changes in partners' capital for each of the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Real Estate Partners, Ltd., as of December 31, 1996, and the results of its operations and cash flows for each of the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



January 17, 1997











                                 -13-
                                  -21-