Form 10-Q
period 1997-06-30
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1998-03-16
CIK 24148

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1997

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

                               (616) 334-5000
                    Registrants' telephone number
                          Including area code

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

           Yes   X               No

The number of limited partnership interests outstanding as of September 30, 1997:

        Limited partnership units, $500 per unit - 30,004 units

                                Index

                 CONTINENTAL REAL ESTATE PARTNERS, LTD.



                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

 Statements of assets, liabilities and partners' capital -
   September 30, 1997 and December 31, 1996                  3

 Statements of operations - quarter ended and nine months
  ended September 30, 1997 and 1996                          4

 Statements of changes in partners' capital - nine months
  ended September 30, 1997 and 1996                          5

 Statements of cash flows - nine months ended
   September 30, 1997 and 1996                               6

 Notes to financial statements - September 30, 1997          7

 Report of Independent Certified Public Accountants on
  Interim Financial Information                              8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                     9

SIGNATURES                                                   10



                   PART I.  FINANCIAL INFORMATION

               Continental Real Estate Partners, Ltd.

       STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                          September 30,December 31,
                                               1997       1996
       ASSETS                              (Unaudited)   (Note B)
Investments in real estate
Land                                        $183,581    $183,581
  Land improvements                        1,877,263   1,877,263
  Buildings and equipment                 11,929,196  11,927,766

                                          13,990,040  13,988,610

Less accumulated depreciation             11,498,801  11,194,873

                                           2,491,239   2,793,737

Cash                                       1,215,426   1,065,816
Other assets                                 294,984     261,549

                                          $4,001,649  $4,121,102

       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Unclaimed distribution checks             $170,164    $170,164
  Accounts payable and accrued expenses      104,514      46,311
  Liabilities to general partner           2,127,568   2,136,320

                                           2,402,246   2,352,795

PARTNERS' CAPITAL
  General partner                            372,351     380,796
  Limited partners - 30,004 units of
     limited partnership interest          1,227,052   1,387,511

                                           1,599,403   1,768,307

                                          $4,001,649  $4,121,102



See Notes to Financial Statements.
                                -3-

               Continental Real Estate Partners, Ltd.

                STATEMENTS OF OPERATIONS (UNAUDITED)
                                  Quarter Ended      Nine Months Ended
                                  September 30,        September 30,
                                   1997     1996       1997     1996
Operating revenue
  Rental income                 $120,572  $110,518   $363,172   $328,782
  Other, principally operating
     expense reimbursements            -       100        200        350

                                 120,572   110,618    363,372    329,132

Operating expense
  Depreciation                   102,440   102,304    303,928    304,969
  Repairs and maintenance          9,744    10,086     33,614     32,333
  Insurance                       24,727    23,013     72,101     62,279
  Real estate taxes               18,134    18,154     54,401     54,462
  Utilities                        5,506     6,501     18,028     24,565
Professional services              8,377     7,276     25,751     26,704
  Property management fees         9,102     9,102     27,308     27,306
  Commissions                      3,027     3,027      9,081     12,201
Investor communications            1,080     1,080      3,240      4,420
  Other                           11,658     8,388     23,625     31,398

                                 193,795   188,931    571,077    580,637

Operating loss                   (73,223)  (78,313)  (207,705)  (251,505)
Interest income                   13,022    11,293     38,801     30,209

NET LOSS                        $(60,201) $(67,020) $(168,904) $(221,296)


Net loss allocated to
  General partner                $(3,010)  $(3,351)   $(8,445)  $(11,065)
  Limited partners -
$(5.35) and $(7.01) net loss
per unit of limited partnership
interest outstanding for the
nine months ended September 30,
     1997 and 1996, respectively (57,191)  (63,669)  (160,459)  (210,231)
                                $(60,201) $(67,020) $(168,904) $(221,296)






See Notes to Financial Statements.
-4-

               Continental Real Estate Partners, Ltd.

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

                   Nine months ended September 30,



                               1997                 1996
                         General   Limited     General  Limited
                         Partner   Partner     Partner  Partner
Beginning balance       $380,796  $1,387,511  $396,194 $1,680,071

NET LOSS                  (8,445)   (160,459)  (11,065)  (210,231)

Ending balance          $372,351  $1,227,052  $385,129 $1,469,840



Balance, September 30, 1997
  and 1996, per unit of
  limited partnership
  interest                             $40.90              $48.99
















See Notes to Financial Statements.
                                  -5-

               Continental Real Estate Partners, Ltd.

                STATEMENTS OF CASH FLOWS (UNAUDITED)

                   Nine months ended September 30,


                                                1997        1996
Operating activities
  Net loss                                   $(168,904)   $(221,296)
  Adjustments to reconcile net loss to cash
     provided by operating activities
       Depreciation and amortization           313,009      314,050
       Increase  in other assets               (42,516)     (31,701)
       Increase in accounts payable and
          accrued expenses                      49,451       46,536

Net cash flow provided by operating activities 151,040      107,589

Cash flows from investing activities
  Purchase of improvements                      (1,430)           -
  Real estate redevelopment costs                    -      (18,086)

Net cash flow used by investing activities      (1,430)     (18,086)

NET INCREASE IN CASH                           149,610       89,503

Balance of cash, beginning of period         1,065,816      978,299

Balance of cash, end of period              $1,215,426   $1,067,802













See Notes to Financial Statements.
                                   -6-

               Continental Real Estate Partners, Ltd.

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - DECEMBER 31, 1996 STATEMENT OF ASSETS, LIABILITIES AND
PARTNERS' CAPITAL

 The statement of assets, liabilities and partners' capital at December 31, 1996 has been derived from the audited financial statements at that date.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    ON INTERIM FINANCIAL INFORMATION




The Bayberry Group, Inc.
Sole General Partner of
Continental Real Estate Partners, Ltd.


The accompanying statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partnership) as of September 30, 1997 and the related statements of operations for the three and nine month period ended September 30, 1997 and the statement of cash flows and changes in partners' capital for the nine month periods ended September 30, 1997 and 1996 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying statement of assets and liabilities for the year ended December 31, 1996 was audited by us, and we expressed an unqualified opinion on it in our report dated January 17, 1997, but we have not performed any auditing procedures since that date.


Traverse City, Michigan
November 28, 1997

               CONTINENTAL REAL ESTATE PARTNERS, LTD.





PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

 The company did not file any reports on Form 8-K during the three months ended September 30, 1997.

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