Form 10-Q
period 1998-03-31
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1998-05-11
CIK 24148

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1998

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

The number of limited partnership interests outstanding as of March
31, 1998:

	Limited partnership units, $500 per unit - 30,004 units
Index

	CONTINENTAL REAL ESTATE PARTNERS, LTD.


                                                                 Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Statements of assets, liabilities and partners' capital -
March 31, 1998 and December 31, 1997	                              3

Statements of operations - quarter ended and nine months
	ended March 31, 1998 and 1997	                                    4

Statements of changes in partners' capital - nine months
	ended March 31, 1998 and 1997	                                    5

Statements of cash flows - nine months ended
March 31, 1998 and 1997	                                           6

Notes to financial statements - March 31, 1998	                    7

Report of Independent Certified Public Accountants on
	Interim Financial Information	                                    8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K	                         9

SIGNATURES	                                                       10

May 7, 1998




To Our Partners:

This report contains information on the Partnership's operations for the first quarter and on the potential sale discussed in our Annual Report. Therefore, please read it with care.

For the quarter ended March 31, 1998, the Partnership had a loss of $52,757, which compared to a year prior loss of $35,237. On review, you will note that the primary difference related to an accural for real estate taxes which was not accrued last year. The net cash flow provided by operating activities was $70,500, and the Partnership ended the quarter with $1,292,723 in cash reserves.

As to the potential sale of the Lakeland Mall to the First Baptist Church, you should know that a change has occurred since the date of our last report to you.

The change arose when it became apparent to the First Baptist Church officers and professionals advising them that the small portion of the Partnership's remaining property (about one acre or 3% of the total), which was to be excluded from the sale, was important to the long-term needs of the First Baptist Church. Therefore, the First Baptist Church officials approached us and asked us to include the excluded parcel in the sale without an increase in compensation. We declined to do so and negotiations followed.

During our negotiations, the First Baptist Church officials advised us that they had reached a satisfactory agreement with Wal-Mart and had obtained a commitment for the requisite financing. They also advised us that they were willing to consider an inspection period shorter than the eight months allowed by the Purchase and Sale Agreement.

After consideration, we concluded that the progress the First
Baptist Church had made removed two of the contingencies about which we had written. We also concluded that the investment value of the capital coming from the sale, if received some seven months earlier than anticipated, would approach the value of the excluded parcel, regardless of whether the Partnership or its individual partners were making the investment decisions. Therefore, we negotiated for and obtained a much shorter inspection period and, in return for it, agreed to amend the Purchase and Sale Agreement to include the excluded parcel if the sale is closed prior to the end of this month.

It appears that the First Baptist Church is resolving the remaining contingencies. Therefore, we have a higher degree of confidence in this transaction than we had previously expressed and feel there are some reasons to believe the sale may close before the end of this month. Therefore, if the sale closes, we have taken additional steps to be prepared to promptly distribute funds and liquidate the Partnership in accordance with Article XVII of the Partnership Agreement.

We will, of course, keep you fully advised.

                              Sincerely,


                              Robert A. Kuras
                              President

               PART I.  FINANCIAL INFORMATION

           Continental Real Estate Partners, Ltd.

     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

				 	                                       March 31,  	 December 31,
                              					             1998	        1997
			ASSETS	                                  (Unaudited)   (Note B)
Investments in real estate
	Land		 	                                     $183,581   	$183,581
	Land improvements		                         1,877,263  	1,877,263
	Buildings and equipment                  		11,932,804 	11,932,804

					                                       13,993,648 	13,993,648


Less accumulated depreciation		             11,703,681 	11,601,241

					                                        2,289,967  	2,392,407

Cash			                                     	1,292,723  	1,222,223
Other assets		                                 237,725    	264,343

					                                       $3,820,415 	$3,878,973

			LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
	Unclaimed distribution checks		              $170,164   	$170,164
	Accounts payable and accrued expenses	         57,913     	48,073
	Liabilities to general partner	             2,127,568  	2,143,209

					                                        2,355,645  	2,361,446

PARTNERS' CAPITAL
	General partner                             		365,619    	368,257
	Limited partners - 30,004 units of
		limited partnership interest	              1,099,151  	1,149,270

					                                        1,464,770  	1,517,527

					                                       $3,820,415 	$3,878,973



See Notes to Financial Statements.
                                  -3-

              Continental Real Estate Partners, Ltd.

               STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three months ended March 31,

<CAPTION)

                                              				1998      	1997
Operating revenue
	Rental income		                                $120,572 	$122,028
	Other, principally operating
		expense reimbursements		                             -      	200

					                                            120,572  	122,228
Operating expense
	Depreciation		                                  102,440  	100,387
	Repairs and maintenance		                         9,064   	13,682
	Insurance		                                      24,732   	23,687
	Real estate taxes		                              18,161     	   -
	Utilities		                                       1,768    	6,307
	Professional services		                           6,000   	 6,297
	Property management fees	                        	9,102   	 9,104
	Commissions		                                     3,027   	 3,027
	Investor communications		                         1,440   	 1,080
	Other		                                          10,971   	 6,838

					                                            186,705 	 170,409

Operating loss                                 		(66,133)	 (48,181)
	Interest income                                		13,376  	 12,944

NET LOSS                                     		 $(52,757)	 (35,237)

Net loss allocated to
	General partner	                              	 $(2,638)	 $(1,762)
	Limited partners -
		$(1.67) and $(1.12) net loss
			per unit of limited partnership
			interest outstanding for the
			three months ended March 31,
			1998 and 1997, respectively                  	(50,119)	 (33,475)


					                                           $(52,757)	$(35,237)




See Notes to Financial Statements.
                                     -4-

               Continental Real Estate Partners, Ltd.

        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

                   Three months ended March 31,




                            				  1998                 		1997
                 	 	     	General    	Limited    	General  	 Limited
                      				Partner    	Partner	    Partner	   Partner


Beginning balance	        $368,257 	 $1,149,270	 $380,796	 $1,387,511


NET LOSS	                   (2,638)    	(50,119)  	(1,762)	   (33,475)


Ending balance          	 $365,619	  $1,099,151 	$379,034	 $1,354,036






Balance, March 31, 1998 and
	1997, per unit of limited
	partnership interest                  		$36.63             		$45.13
















See Notes to Financial Statements.
                                  -5-

              Continental Real Estate Partners, Ltd.

               STATEMENTS OF CASH FLOWS (UNAUDITED)

                 Three months ended March 31,


                                            					1998      	1997
Operating activities
	Net loss                                  		 $(52,757)	 $(35,237)
	Adjustments to reconcile net
		loss to cash provided
		by operating activities
			Depreciation and amortization              	102,440   	103,414
			Decrease  in other assets	                   26,618    	37,329
			Increase in accounts payable and
			  accrued expenses		                         (5,801)  	(10,667)

Net cash flow provided by operating activities 	70,500    	94,839

Cash flows from investing activities
	Purchase of improvements		                          -   	 (5,038)

Net cash flow used by investing activities         	 -    	(5,038)


NET INCREASE IN CASH                          		70,500    	89,801


Balance of cash, beginning of period        	1,222,223 	1,065,816


Balance of cash, end of period           		 $1,292,723 $1,155,617














See Notes to Financial Statements.
                                  -6-

               Continental Real Estate Partners, Ltd.

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - DECEMBER 31, 1997 STATEMENT OF ASSETS, LIABILITIES AND
PARTNERS' CAPITAL

The statement of assets, liabilities and partners' capital at December 31, 1997 has been derived from the audited financial statements at that date.

          	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                  	ON INTERIM FINANCIAL INFORMATION




The Bayberry Group, Inc.
Sole General Partner of
Continental Real Estate Partners, Ltd.


The accompanying statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partnership) as of March 31, 1998 and the related statements of operations for the three month period ended March 31, 1998 and the statement of cash flows and changes in partners' capital for the three month periods ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying statement of assets and liabilities for the year ended December 31, 1997 was audited by us, and we expressed an unqualified opinion on it in our report dated January 16, 1998, but we have not performed any auditing procedures since that date.


Traverse City, Michigan
April 23, 1998

                CONTINENTAL REAL ESTATE PARTNERS, LTD.





PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

The company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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