Form 10-Q
period 1998-06-30
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1999-06-28
CIK 24148

FORM 10-Q

                     	SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C.  20549


              	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  	THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarter ended June 30, 1998

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

The number of limited partnership interests outstanding as of June 30, 1998:

	Limited partnership units, $500 per unit - 30,004 units

                               Index

              	CONTINENTAL REAL ESTATE PARTNERS, LTD.



                                                                Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Statements of assets, liabilities and partners' capital -
June 30, 1998 and December 31, 1997	                              3

Statements of operations - quarter ended and six months ended
June 30, 1998 and 1997	                                           4

Statements of changes in partners' capital - six months
ended June 30, 1998 and 1997	                                     5

Statements of cash flows - six months ended
June 30, 1998 and 1997	                                           6

Notes to financial statements - June 30, 1998	                    7

Report of Independent Certified Public Accountants on Interim
Financial Information	                                            8

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations	                       9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K	                       10

SIGNATURES	                                                      11

PART I.  FINANCIAL INFORMATION

               Continental Real Estate Partners, Ltd.

          STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                             	June 30,  	December 31,
                                                	1997      1996
      ASSETS                                	 (Unaudited) (Note B)
Investments in real estate
  Land                                      	$       -	$   183,581
  Land improvements                                 	-  	1,877,263
  Buildings and equipment 	                          -	 11,932,804

                                                   	 -	 13,993,648

Less accumulated depreciation                      	 - 	11,601,241

                                                    	-	  2,392,407

Cash                                          	306,127  	1,222,223
Other assets                                   	12,366    	264,343

                                            	$ 318,493 $ 3,878,973


      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Unclaimed distribution checks            	 $       -	$   170,164
  Accounts payable and accrued expenses 	      288,046    	 48,073
Liabilities to general partner              	        -  	2,143,209

                                             	 288,046  	2,361,446

PARTNERS' CAPITAL
  General partner                              	 1,527    	368,257
  Limited partners - 30,004 units of
    limited partnership interest               	28,920  	1,149,270

                                              	 30,447  	1,517,527

                                          	  $ 318,493	$ 3,878,973




See Notes to Financial Statements.
                                                           		  -3-

                Continental Real Estate Partners, Ltd.

                 STATEMENTS OF OPERATIONS (UNAUDITED)
                                	   Quarter Ended       	Six Months Ended
                                     	June 30,              	June 30,
                                   1998       1997      1998      	1997
Operating revenue
  Rental income                 	$ 80,881 $ 120,572  $ 201,454 	$ 242,600
  Other, principally operating
    expense reimbursements       	 15,994        	-	    15,994       	200

                                	  96,875    120,572  		217,448   	242,800
Operating expense
  Depreciation                    	68,293   	101,102   	170,733   	201,489
  Repairs and maintenance    	      8,020    	10,187    	17,084    	23,870
  Insurance                       	15,671    	23,687    	40,403    	47,374
  Real estate taxes    	           11,490    	18,134    	29,651    	36,267
  Utilities                    	    9,330     	6,216    	11,098    	12,522
  Professional services        	   38,862   	 11,176    	44,862    	17,533
  Property management fees     	   10,636     	9,102    	19,738    	18,206
  Commissions                   	   2,018     	3,027    	 5,045     	6,054
  Investor communications      	    1,080     	1,080     	2,520     	2,160
  Other                           	 5,637    	 5,077   	 16,612    	11,855

                                 	171,037   	188,788   	357,746   	377,330

Operating loss                  	 (74,162)   (68,216) 	(140,298) 	(134,530)

Gain on sale of Lakeland
  Mall	                         6,097,358	         -	 6,097,358         	-
Incentive fee to general
  partner	                       (849,631)	        -	  (849,631)        	-
Liquidation expense	             (250,000)        	-	  (250,000)        	-
Interest income	                   59,745    	12,835    	73,121    	25,779

NET INCOME (LOSS)             	$4,983,310 	$ (55,381) $4,930,550	$(108,751)

Net loss allocated to
  General partner              $  249,165  	$ (2,769) $  246,528 $  (5,438)
  Limited partners -
    $156.11 and $(3.44) net income
    loss) per unit of limited
    partnership Interest
    outstanding for the six
    months ended June 30, 1998
    and 1997, respectively     	4,734,145	   (52,612) 	4,684,022  (103,313)

                              	$4,983,310	 $ (55,381)	$4,930,550	$(108,751)
See Notes to Financial Statements.
                                 			-4-

                  Continental Real Estate Partners, Ltd.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

                         Six months ended June 30,




                                     	1998               	1997
                               	General  	Limited  	General	  Limited
                              	 Partner	  Partner	  Partner	  Partner
Beginning balance	             $368,257 	$1,149,270	$380,796	$1,387,511

NET INCOME (LOSS)             	 246,528  	4,684,022	  (5,438) 	(103,313)

Unclaimed distribution checks        	-    	173,323        	-        	-

Partner distributions         	(613,258)	(5,977,695)       	-        	-

Ending balance	                $  1,527  	$  28,920 	$375,358	$1,284,198



Balance, June 30, 1998,
  and 1997, per unit of
  limited partnership
  interest                         $ 0.96		         $  42.80



















See Notes to Financial Statements.
                                                                     	-5-

                Continental Real Estate Partners, Ltd.

                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                      Six months ended June 30,

                                               	 1998        1997
Operating activities
  Net income (loss)                          	$4,930,550 	$(108,751)
  Adjustments to reconcile net loss to
    cash provided by operating activities:
      Depreciation and amortization	             175,778   	207,543
      Gain (loss) on sale of assets	          (5,247,727)        	-
      Decrease in other assets	                   69,654    	55,803
      Increase  (decrease) in accounts payable
        and accrued expenses	                    (25,668)   	26,893
      Deferred revenue 	                               -    	42,602

      Net cash flow provided (used) by
        operating activities                 	   (97,413)  	224,090

Cash flows from investing activities
  Real estate redevelopment costs                     	-    	(5,038)
  Proceeds from sale of fixed assets	          7,646,679         	-

      Net cash flow provided (used) by
        investing activities                  	7,646,679    	(5,038)

Cash flows from financing activities
  Liquidation reserve                           	250,000         	-
  Unclaimed distribution checks	                 173,323         	-
  Accrued general partner incentive
    fees paid	                                (2,127,568)        	-
  Distributions to general partner             	(613,258)        	-
  Distributions to limited partner	           (5,977,695)        	-

      Net cash flow used by investing
        activities                           	(8,295,198)        	-

NET INCREASE (DECREASE) IN CASH	                (745,932)  	219,052

Balance of cash, beginning of period          	1,052,059 	1,065,816

Balance of cash, end of period                	$ 306,127	$1,284,868



See Notes to Financial Statements.
                                                                 		   -6-

                Continental Real Estate Partners, Ltd.

              	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.


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

            	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                   	ON INTERIM FINANCIAL INFORMATION




The Bayberry Group, Inc.
Sole General Partner of
Continental Real Estate Partners, Ltd.


The accompanying statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partnership) as of June 30, 1998 and the related statements of operations for the three and six month period ended June 30, 1998 and the statement of cash flows and changes in partners' capital for the six month periods ended June 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying statement of assets and liabilities for the year ended December 31, 1997 was audited by us, and we expressed an unqualified opinion on it in our report dated January 16, 1998, but we have not performed any auditing procedures since that date.


Traverse City, Michigan
August 25, 1998

                           The Bayberry Companies


September, 1998

To Our Partners:

Please excuse our delay in sending additional information for the six months ended June 30, 1998 to you.

During the quarter, we achieved what we had long sought to achieve -- the sale of the Partnership's last property. We are pleased to have achieved that milestone, as the market conditions in downtown Lakeland, until recently, seemed to make it an impossible task. We are also pleased to know that the renovation of the Partnership's former property will further the revitalization of Lakeland and benefit its people.

As a result of operations, the Partnership had an operating loss for the quarter of $74,162, which compared to a year prior loss of $68,216. As a result of operations and the sale, the Partnership had net income of $4,983,310. More detailed information was contained in the special report we sent to you before the sale and is contained in the statements accompanying this report.

Since the time we sent our special report and distribution, several partners have contacted us with inquiries as to the prospective tax treatment of the sale. For that reason, we asked the Partnership's accountants to include a note entitled "1998 Preliminary Income Tax Information" with the statements. We believe that note, with your own records, should allow you to plan for taxes now. We will, of course, send detailed year-end information to you.

On a personal note, we wish to extend our thanks to those of you who have called or written to offer a congratulatory note. Your thoughtfulness was and is appreciated.

Sincerely,



Robert A. Kuras					Shirley K. Debelack







                 PLANNING, BUILDING AND MANAGING WITH NATURE

Wood Ridge Road   -   Glen Arbor   -   Michigan   -   49636   -   616-334-6400

                 CONTINENTAL REAL ESTATE PARTNERS, LTD.





PART II.  OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

The company did not file any reports on Form 8-K during the three months ended June 30, 1998.

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