Form 10-K
period 1998-12-31
CONTINENTAL REAL ESTATE PARTNERS LTD
filed 1999-06-28
CIK 24148

SECURITIES and EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d)
                 of The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number
December 31, 1998                                                  0-7752

                 CONTINENTAL REAL ESTATE PARTNERS, LTD.
              (Exact Name of Registrant as Specified in its
                   Certificate of Limited Partnership)

Massachusetts                                                  04-2523977
(State of organization)           (I.R.S. Employer Identification Number)

Wood Ridge Road
Glen Arbor, Michigan                                                49636
(Address of principal executive offices)                       (Zip code)

Formerly:
234 Congress Street
Boston, Massachusetts                                               02110
                                                               (Zip code)

Registrant's Telephone Number                              (616) 334-5000
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

                       Yes   X            No

The number of limited partnership interests outstanding as of December 31, 1998:

         Limited Partnership Units, $500 per unit - 30,004 units

Total Pages:                       23

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

Part II, Item 7                                              Pages 3 - 15

Part III, Item 12                                     Pages 10, 12 and 13

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

  At December 31, 1998, the Registrant no longer held any interests in real estate. See Notes D and E to the Financial Statements incorporated by reference in Item 7, describing lease information and sale of the Lakeland Mall.

  During the fiscal year ended December 31, 1998, the Registrant sold its last remaining property, a shopping center in Lakeland, Florida. The Registrant is currently in the process of liquidating.

Item 2.  Description of Property

None owned at December 31, 1998.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                 Part II

Item 5.  Market for Common Equity and Related Security Holder Matters

  Since the Registrant is a Limited Partnership, it has no common stock outstanding; instead, it has Limited Partnership interests (units). The initial capital of the Registrant is comprised of: 1) 30,004 Limited Partnership units representing a $500 investment, per unit; and 2) a $15,000 investment by the General Partner. At December 31, 1998, there were 1,298 Limited Partners of record.

  Since the initial offering of the units, an established market for the units has not existed. They are not listed or traded on any exchange.

  Dividends are not paid on the Limited Partnership units. See "Statement of Changes in Partners' Capital" and "Note F - Distribution to Partners" in the Financial Statements incorporated by reference in Item 7, for information regarding payment to Partners.

Item 6.  Management's Discussion and Analysis of Results of Operations

  A report of Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 1998, which appears on page 2 of the Continental Real Estate Partners, Ltd. Annual Report to Partners for 1998 is incorporated by reference in this Form 10-KSB Annual Report.

Item 7.  Financial Statement

  The financial statements, together with the report thereon of Dennis, Gartland & Niergarth, P.C. dated January 26, 1999, appearing on pages 3 through 15 of the Continental Real Estate Partners, Ltd. 1998 Annual Report to Partners are incorporated by reference in this Form 10-KSB Annual Report.

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

  ROBERT A. KURAS (Age 56) is, and has been since January 1, 1975, Chairman and President of the General Partner. Since 1967, Mr. Kuras has planned, financed, developed, acquired, managed and sold a number of real estate projects and has performed realty-related services for a variety of clients. Mr. Kuras holds a Bachelor of Arts degree from the University of Notre Dame and a Master of Business Administration degree from Harvard University.

  SHIRLEY K. DEBELACK (Age 55) has been employed by affiliates of The Bayberry Group, Inc. since May of 1974 and was appointed Vice-President and Secretary of the Corporation in November of 1982. Mrs. Debelack holds a Bachelor of Arts degree from Michigan State University and has over 20 years experience in real estate and resort development properties in Michigan.

  There are no family relationships between any executive officer and director of the General Partner of the Registrant listed above.

Item 10.  Executive Compensation

  The Registrant has no officers, directors, or subsidiaries.  During
1998, the Registrant, paid $119,513 to the General Partner for expense reimbursement, liquidation and property management fees. In addition, $2,977,199 was paid to the General Partner in incentive fees from current and prior years' sales of Partnership properties. The Registrant has no directors, officers, or security holders who owns more than 5% of the units. The Registrant also has no pension, retirement, savings, or similar plan.

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

Item 12.  Certain Relationships and Related Transactions

(a) Transactions with management and others

    Fees paid or accrued to the General Partner or affiliates of the General Partner in accordance with the Partnership Agreement are discussed in Notes C and F to the Financial Statements, which have been incorporated by reference in Item 7. During 1998, the General Partner purchased 59 units from the Limited Partners and owned a total of 1,040 Limited Partnership units at December 31, 1998.

(b) Certain business relationships

    The Registrant has no directors.  Therefore, this is not applicable.

                                 Part IV

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:
                                                                Page in
                                                                 Annual
    1.  Financial Statements -                                   Report *

        Statement of Assets, Liabilities and Partners'
        Capital at December 31, 1998                              4

        Statements of Operations for each of the two years in the
        period ended December 31, 1998                            5

        Statements of Cash Flows for each of the two years in the
        period ended December 31, 1998                            6

        Statements of Changes in Partners' Capital for each
        of the two years in the period ended December 31, 1998    7

        Notes to Financial Statements                          8 - 14

        Report of Independent Certified Public Accountants        15

        * Incorporated by reference from the indicated pages of the 1998 Annual Report to Partners

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

    4.  Same as Item 14(c)3.

   13. Continental Real Estate Partners, Ltd. Annual Report to Partners for the year ended December 31, 1998.

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


CONTINENTAL REAL ESTATE PARTNERS, LTD.
   (Registrant)


By:  Robert A. Kuras                                Date:   April 26, 1999
     Robert A. Kuras
     President, Chairman of the Board
     of Directors and Principal Accounting
     Officer of The Bayberry Group, Inc.,
     General Partner


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the Following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:     Robert A. Kuras                              Date:    April 26, 1999
     Robert A. Kuras
     President, Chairman of the Board
     of Directors and Principal Accounting
     Officer of The Bayberry Group, Inc.,
     General Partner

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                          FORM 10-KSB


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934




                    FINANCIAL STATEMENTS

            FOR THE YEAR ENDED DECEMBER 31, 1998

           CONTINENTAL REAL ESTATE PARTNERS, LTD.

                 (A Limited Partnership)

                    The Bayberry Companies



April 1999

To Our Partners:

As shown on and discussed in the Annual Report, the Partnership sold its last property, The Lakeland Mall, on May 29, 1998. A gain in the amount of $6,088,713 was realized and a distribution in the amount of $199.23 per unit, which will be the last distribution from the Partnership, was mailed on June 30, 1998.

Since the time of sale, we have, in accord with the applicable agreement, concentrated our efforts on locating Partners for whom we were holding uncashed distribution checks and on the steps necessary to wind up the Partnership's affairs.

Although time consuming, we have been successful in locating some 65 Partners (or, their estates) and have distributed about 60% of the funds due to Partners for whom we were holding distribution checks. Additionally, we have initiated the steps necessary to wind up the Partnership and plan to complete that work by the end of the third quarter of this year. We will send the final report and final K-1 (Form 1065) during the fourth quarter. If you need assistance after the third quarter, you may, nonetheless, contact us by phone (616-334-5501) or fax (616-334-5120), as we will continue to provide services until December 31, 1999.

As you may recall, the Partnership faced operating and financial challenges which threatened its existence at the time we acquired the General Partner. Although the resolution of those challenges took far longer and was far more difficult than anticipated, we are pleased to have been able to resolve them for you and to have returned $24,791,155 in cash and substantial tax benefits to you over the years.

Once again, we thank those of you who have called or written to offer your compliments. Your thoughtfulness is appreciated.


Sincerely,



Robert A. Kuras	              Shirley K. Debelack
President	                    Vice President

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

Results of Operations

For the years ended December 31, 1998 and 1997:

The results from continuing operations of the Partnership were losses of $155,796 and $250,780 for the years ended December 31, 1998 and 1997, respectively. Operating revenues decreased $266,622 from 1997 to 1998 due to the sale of the Lakeland Mall in May 1998.

Operating expenses decreased $405,415 from 1996 to 1997. There were no significant variances in expenses on an annualized basis between 1998 and 1997.

As noted previously, the Partnership sold its remaining property, the Lakeland Mall, in May 1998. This resulted in a gain of $5,239,082, net of the General Partner incentive fee. Distributions of $5,977,697 were made to the limited partners from the proceeds of the sale and available cash.

Since the last property has been sold, the Partnership is in the process of liquidating. The Partnership has entered into an Administrative Services Agreement with the General Partner, whereby the General Partner is compensated at the rate of $13,158 per month through December 31, 1999 to cover the costs of liquidation. It is anticipated the liquidation will be completed by that date.

Liquidity and sources of Capital

The liquidity position of the Partnership decreased $874,057 for the year ended December 31, 1998. The net decrease was due to distributions to both the General and limited partners of their respective capital accounts. It is anticipated the remaining assets of $178,002 will be applied toward the liquidation costs of the Partnership. Accordingly, no further distributions to partners will occur.

             Continental Real Estate Partners, Ltd.

                   FINANCIAL STATEMENTS

                AND REPORT OF INDEPENDENT

              CERTIFIED PUBLIC ACCOUNTANTS

                   December 31, 1998






                          				-3-

               Continental Real Estate Partners, Ltd.



        STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


	                       December 31, 1998
			ASSETS
Cash	                                          			$178,002


			LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
	Accounts payable and accrued expenses	            $26,738

PARTNERS' CAPITAL

	General partner                                  		 8,675
	Limited partners - 30,004 units of
		limited partnership interest		                   142,589

					                                              151,264

					                                             $178,002









The accompanying notes are an integral part of these financial statements.
				                            -4-
                           				-12-

            Continental Real Estate Partners, Ltd.
                  STATEMENTS OF OPERATIONS
                  Years ended December 31,

                                            				 1998   	 1997
Operating revenue

	Rental income	                               $201,454 	$484,070
	Other, principally operating

		expense reimbursements	                       15,994 	 -


	                                          			 217,448	 484,070
Operating expenses

	Depreciation                               	  162,088	 406,368
	Insurance	                                     44,305 	 97,485
	Real estate taxes	                             29,651 	 72,644
	Contracted services	                            7,020 	 12,320
	Repairs and maintenance	                       17,497	  42,542
	Professional services	                         60,803	  35,548
	Utilities	                                      7,860	  23,574
	Property management fees	                      17,938  	33,643
	Commissions	                                    5,045  	12,108
	Investor communications	                        4,680   	4,320
	Other		                                        16,357  	38,107

			Total operating expenses	                   373,244 	778,659


Operating loss                              	 (155,796)	(294,589)


Gain on sale of Lakeland Mall	               6,088,713	     -
Incentive fee to general partner	             (849,631)   	 -
Liquidation expense                          	 (92,105)   	 -
Interest income	                                82,340 	 43,809


NET INCOME (LOSS)                         	 $5,073,521	 $(250,780)


Net income (loss) allocated to:

	General partner	                             $253,676	 $(12,539)
	Limited partners - income of $160.64 and
			loss of $(7.94) per unit of limited
			partnership interest outstanding for
			1998 and 1997, respectively	              4,819,845	 (238,241)


	                                       			 $5,073,521 $(250,780)


The accompanying notes are an integral part of these financial statements.
	                             				-5-
                              				-13-

               Continental Real Estate Partners, Ltd.
                     STATEMENTS OF CASH FLOWS
                     Years ended December 31,
	                                               			1998       	1997
Cash flows from operating activities

	Net gain (loss)	                              $5,073,521 	 $(250,780)
	Adjustment to reconcile net income to cash
   provided	by operating activities
				Depreciation and amortization               	 162,088     406,368
 			Gain on sale of assets	                    (5,239,082)    	  -
			(Increase) decrease in other assets	            87,065    	 (2,794)
			Increase (decrease) in accounts payable
				  and accrued expenses	                       (36,976)    	 8,651


			Net cash provided by operating activities	      46,616   	 161,445


Cash flows from investing activities

	Purchase of improvements                          	 -       	 (5,038)
	Proceeds from sale of fixed assets	            7,646,679	       -

				Net cash flow provided (used) by
		    investing activities                     	7,646,679    	 (5,038)


Cash flows from financing activities

	Unclaimed distribution checks	                   151,169	       -
	Accrued general partner incentive fees paid	  (2,127,568)     	 -
	Distributions to general partner	               (613,258)     	 -
	Distributions to limited partner	             (5,977,695)     	 -

				Net cash flow used by financing activities	(8,567,352)     	 -


NET INCREASE (DECREASE) IN CASH                 	(874,057)   	156,407


Balance of cash, beginning of year	             1,052,059    	895,652


Balance of cash, end of year	                    $178,002 	$1,052,059


A reconciliation of the ending balance of cash to the balance sheet is as follows:

	Cash	                                          	$178,002 	$1,222,223
	Unclaimed distribution checks	                      -      	(170,164)

					                                            $178,002	 $1,052,059

The accompanying notes are an integral part of these financial statements.
			                             		-6-
                              				-14-

             Continental Real Estate Partners, Ltd.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             Years ended December 31, 1998 and 1997
                                                 			Limited   	Total
                                          General 	Partners'	Partners'
                                      				Partner  	Capital	  Capital
Balance, December 31, 1996

	($46.24 per unit of limited
			partnership interest)	                $380,796	 $1,387,511	 $1,768,307


1997 net loss

	($7.94 per unit of limited
			partnership interest)                	(12,539) 	 (238,241) 	 (250,780)


Balance, December 31, 1997

	($38.30 per unit of limited
			partnership interest)	                368,257 	 1,149,270 	 1,517,527


1998 income                            	 253,676 	 4,819,845  	5,073,521


Unclaimed distribution checks	              - 	      151,169	    151,169


Partner distributions                  	(613,258)	(5,977,695) (6,590,953)


Balance, December 31, 1998

	($4.75 per unit of limited
			partnership interest)                 	$8,675	   $142,589  	 $151,264





The accompanying notes are an integral part of these financial statements.
		                               		-7-
	                                 	-15-

              Continental Real Estate Partners, Ltd.

                  NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND OPERATIONS

Continental Real Estate Partners, Ltd. (the Partnership) was organized as a limited partnership under the laws of the Commonwealth of Massachusetts pursuant to a Partnership Agreement dated November 9, 1972. Since 1989, the Partnership's sole business was the ownership and operation of the Lakeland Mall in Lakeland, Florida. In May 1998, the Lakeland Mall was sold. The operations of the Partnership will cease upon the final liquidation of the Partnership which is expected to occur during the year ended December 31, 1999. The Bayberry Group, Inc. is the general partner of the limited partnership and has invested $15,000 for a 5% interest in the net profits or losses of the Partnership. The remaining 95% of the net profits or losses are allocated to the limited partners in proportion to their share of ownership. As of December 31, 1998, the general partner also owned 1,040 limited partnership units, or an additional 3.3% interest in the Partnership.

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

Lease Accounting

The Partnership used the operating method of accounting for its tenant leases. Under this method of accounting, revenue from lease transactions were recognized ratably over the lease period and operations were charged with depreciation, maintenance costs and other expenses.

Investments in Real Estate

The Partnership capitalized the initial purchase price of land, land improvements, buildings and equipment. All expenditures for improvements were added to the cost of the real estate. Expenditures for maintenance and repairs after acquisition were charged against income as incurred. Gains or losses on the sale of any investment in real estate were reflected in operations in the year of disposition and the cost and related accumulated depreciation were removed from the accounts.


                          				-8-
                          				-16-

Depreciation

Depreciation of land improvements, buildings and equipment were computed using straight-line and declining balance methods. Assets depreciated on a declining balance method were normally converted to the straight-line method at such point in their life when the latter method would produce greater depreciation charges. The range of useful lives over which depreciation was provided was substantially as follows: land improvements - 10 to 15 years; buildings - 15 to 40 years; and equipment - 3 to 15 years.

Cash and Cash Equivalents

Cash and cash equivalents include savings and checking accounts.

Other Assets

	Included in other assets was a leasing commission paid by the Partnership at the inception of the Wal-Mart lease. The total commission prepaid was $242,168 and was being amortized using the straight-line method over the life of the lease (20 years).
Accumulated amortization at December 31, 1997 was $128,148.
Amortization expense for the year ended December 31, 1998 and 1997 was $5,045 and $12,108, respectively. The unamortized leasing commission of $108,975 was written off upon the sale of the mall.

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

	Reporting Comprehensive Income

	Net income is representative of comprehensive income. There are no items of other comprehensive income requiring disclosure.



                     				-9-

NOTE C - FEES TO AFFILIATES

	Fees paid or accrued to the general partner or affiliates of the general partner in accordance with the Property Management Agreement, the Partnership Agreement and Administrative Services Agreement (Liquidation Agreement) for the years ended December
31 were as follows:

                                  				   1998  	   1997
	Management fees                     	$ 17,938  	$33,641
	Liquidation expense	                   92,105     	-
	Administrative cost reimbursement	      7,670	   18,408
	Payroll, telephone and professional fee
		reimbursement	                         1,800  	  4,320

                                  				$119,513  	$56,369

	Liquidation Expense

	Subsequent to the sale of the Lakeland Mall in 1998, the General Partner had fulfilled its obligation under the Partnership Agreement and no provisions existed for retaining the General Partner or any other person to perform administrative duties during the winding up of the Partnership affairs. Therefore, effective June 1, 1998, the Partnership entered into an agreement with the General Partner to conduct a good faith search for partners to whom distribution check(s) had been sent but appeared to be unclaimed and to perform other steps necessary to properly wind up the Partnership affairs and liquidate pursuant to the Partnership Agreement. The fee for this agreement, which terminates December 31, 1999, is $250,000 paid in monthly installments. For the year ended December 31, 1998, $92,105 was paid to the General Partner for this agreement. The remaining $157,895 is expected to be paid during the year ended December 31, 1999.

NOTE D - SIGNIFICANT LEASES AND LEASE INFORMATION

	The following table summarizes the more significant leases in effect at Lakeland Mall during 1998:
             				    Lease
Tenant         	  Expiration 	Area in Square
Feet

Wal-Mart	         June, 2007    	103,161

Net leasable area              		370,000

	Lease revenues of $182,084 and $436,283 from Wal-Mart accounted for 90% of rental income at Lakeland Mall for each of the years ended December 31, 1998 and 1997. During 1994, Wal-Mart vacated its space. However, Wal-Mart was still bound by terms of its lease agreement which expires June 2007. Lease income ceased with the sale of the Lakeland Mall as the lease transferred to the purchaser of the Lakeland Mall.


                         				-10-

NOTE E - SALE OF LAKELAND MALL

	During May 1998, the Partnership sold the Lakeland Mall and recognized a gain on sale calculated as follows:

		Sales price		                               $8,600,000
		Less:  closing costs		                        (103,690)

		Net proceeds                               		8,496,310

		Net book value of investment in real estate	(2,230,319)

		Unamortized prepaid leasing commission	       (108,975)

		Prepaid expenses                          		   (68,303)

		Gain on sale                              		$6,088,713

NOTE F - DISTRIBUTIONS TO PARTNERS

	Cash Available for Distribution

	Under the terms of the Partnership Agreement, as described in
Article XI(b), certain distributions shall be made to the limited partners. Annually, the general partner must determine
Cash Available for Distribution, as defined in the agreement, and make distributions of such cash. Presented below is the determination of Cash Available for Distribution as of December
31:

		                                        		 1998      1997
Cash provided by operations
	since inception		                       $ 1,491,845	$ 1,445,229
Accounts payable and accrued expenses	       (26,738)   	(48,073)
Liabilities to general partner		                -	    (2,143,209)
Cumulative distributions of cash	         (4,421,212)	(3,962,628)

Cash (deficiency) available for
	distribution $(98.52)and $(156.94)
	per unit as of December 31, 1998
	and 1997, respectively               		$(2,956,105)	$(4,708,681)

Net Proceeds

In addition to the Cash Available for Distribution provision,
Article V(6) of the agreement provides for the distribution of net proceeds arising from the sale of Partnership property. Net proceeds shall be distributable to the limited partners as soon as feasible unless the general partner determines that it would be in the best interest of the limited partners to retain such proceeds or a portion thereof to reduce outstanding mortgage debt, to make capital improvements or to provide for contingencies. Accumulated undistributed net proceeds of $6,273,679 at December 31, 1998 have been retained to reduce outstanding mortgages and other debts and make capital improvements.

                        				-11-

Liquidation

Upon liquidation of the Partnership, per Article XVII of the Partnership Agreement, proceeds of liquidation are to be distributed in the following order of priority:

		1.	Payment of debts and liabilities of the Partnership
(other than those to Partners) and the expenses of liquidation.

		2.	Setting up of such reserves as reasonably deemed
necessary for any contingent liabilities or obligations of the Partnership.

		3.	Repayment of any advances made by any of the Partners to
the Partnership and to any unpaid fees, other than the incentive fee.

		4.	Repayment of the Adjusted Capital Contributions of the
Limited Partners (this balance is zero due to previous distributions to the Limited Partners).

		5.	Repayment of the General Partner capital account and
incentive fees.

		6.	Balance to the Limited Partners.

NOTE G - GENERAL PARTNER INCENTIVE FEES

Under the terms of the Partnership Agreement, as described in
Article XII(d)(4), the general partner is entitled to receive an incentive fee equal to 10% of the net proceeds of any sales or refinancing of a Partnership property. Except in liquidation, payment of the incentive fee is postponed until the limited partners receive cumulative distributions from any source equal to 100% of their initial capital contribution plus an amount equal to the sum of 7% (non-compounded) of their adjusted capital contributions in each year in which the calculation occurs. Adjusted capital contribution is defined as a limited partner's initial capital contribution less the sum of the net proceeds of sales and refinancings of properties distributed to such limited partner.

Payment of the incentive fees had been suspended until such time as the limited partners received additional cash distributions. This obligation was satisfied upon the sale of the Lakeland Mall. Distributions in excess of the limited partners' initial capital contribution have been paid, thereby reducing the limited partners' adjusted capital contributions to zero. From the inception of the Partnership to December 31, 1998, the limited partners have received cash distributions aggregating $24,791,155.

                        				-12-

The incentive fees applicable to the sale of Partnership properties were as follows:

Cedar Ridge - sold in 1979	                     	$  432,265
Oakland Hills - sold in 1979		                      127,240
Columbia - sold in 1981		                           152,593
Oaks II and III - sold in 1981		                    230,716
Portion of Lakeland property - sold in 1984	         25,202
Karcher Mall - sold in 1986		                       504,768
Briarwood Apartments - sold in 1989	                430,108
Interest in Lakeland Mall lease - sold in 1991	     224,676

Incentive fees accrued at December 31, 1997	      2,127,568

Lakeland Mall - sold in 1998		                      849,631

Incentive fees paid to General Partner in 1998  	$2,977,199

NOTE H - INCOME TAXES

The Partnership is not subject to Federal income taxes. Instead, the partners of the Partnership must include in their respective income tax returns their proportionate share of the earnings or loss of the Partnership. Accordingly, no provision or credit has been recognized in the accompanying financial statements for Federal income taxes.

Following is a reconciliation between net loss and taxable loss for the years ended December 31, 1998 and 1997:

                                  					     1998 	     1997
Net income (loss)		                      $5,073,521	$(250,780)
Tax depreciation under book depreciation	    52,026  	120,699
Excess of book gain over tax gain on
	sale of assets		                        (2,942,046)    	-
Other			                                        979    4,255
	Taxable gain (loss) - $69.16 and
		$(3.98) per unit of limited
		partnership interest for 1998
		and 1997, respectively		               $2,184,480	$(125,826)

The reported value of the Partnership's assets and liabilities is less than their tax bases $24,000 and $2,914,419 at December
31, 1998 and 1997, respectively.
				                        -13-

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Partnership's financial instruments as of December 31, 1998 are as follows:

                                     					Carrying	Fair
                                    					  Amount 	Value
	Assets
		Cash		                                 $178,002	$178,002

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Partnership maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed. At December 31, 1998, the Partnership's uninsured cash balances totaled $352,491. Uninsured balances may have been higher during the year.

NOTE K - LIQUIDATION

	During 1998, the General Partner commenced with liquidation of the Partnership. It is anticipated the liquidation will be completed during the year ended December 31, 1999.
                        				-14-

     	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Bayberry Group, Inc.
Sole General Partner of
Continental Real Estate Partners, Ltd.


We have audited the statement of assets, liabilities and partners' capital of Continental Real Estate Partners, Ltd. (a Massachusetts limited partnership) as of December 31, 1998 and the related statements of operations, cash flows and changes in partners' capital for each of the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Real Estate Partners, Ltd. as of December 31, 1998 and the results of its operations and cash flows for each of the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



January 26, 1999
Traverse City, Michigan

                      				-15-
                      				-23-